Form 10-K
period 2012-12-31
SLM Student Loan Trust 2011-1
filed 2013-03-29
CIK 1510872

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012 or

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

c/o Deutsche Bank Trust Company Americas

60 Wall Street, 27th Floor

Mailstop NYC 60-2720

New York, New York 10005

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15 (b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Indenture dated as of March 3, 2011 among SLM Student Loan Trust 2011-1, The Bank of New York Mellon Trust Company, National Association and Deutsche Bank Trust Company Americas incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 3, 2011.

10.1	Incorporated by reference as Exhibit 4.1.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2012.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2012.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of ACS Education Services, Inc., as subservicer, as of and for the year ended December 31, 2012.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2012.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2012.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of ACS Education Services, Inc., as subservicer, as of and for the year ended December 31, 2012.

35.1	Statement of Compliance of Sallie Mae, Inc., as Servicer and Administrator for the year ended December 31, 2012.

35.2	Reserved

35.3	Statement of Compliance of ACS Education Services Inc., as subservicer, for the year ended December 31, 2012.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2013	SLM FUNDING LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2011-1

	By:	/s/ JOSEPH DEPAULO
Name: Joseph DePaulo
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

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Indenture dated as of March 3, 2011 among SLM Student Loan Trust 2011-1, The Bank of New York Mellon Trust Company, National Association and Deutsche Bank Trust Company Americas incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 3, 2011.

10.1	Incorporated by reference as Exhibit 4.1.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2012.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2012.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of ACS Education Services, Inc., as subservicer, as of and for the year ended December 31, 2012.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2012.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2012.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of ACS Education Services, Inc., as subservicer, as of and for the year ended December 31, 2012.

35.1	Statement of Compliance of Sallie Mae, Inc., as Servicer and Administrator for the year ended December 31, 2012.

35.2	Reserved

35.3	Statement of Compliance of ACS Education Services Inc., as subservicer, for the year ended December 31, 2012.

(c)	Omitted.