Form 10-K
period 2016-12-31
SLM Student Loan Trust 2011-1
filed 2017-03-24
CIK 1510872

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016 or

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

NAVIENT SOLUTIONS, LLC
(Exact name of sponsor as specified in its charter)

DELAWARE	04-3480392 04-3480392 54-1843973
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Nos.)

c/o Deutsche Bank Trust Company Americas
60 Wall Street, 27th Floor
Mailstop NYC 60-2720
New York, New York 10005
(Address of principal executive offices of issuing entity)

(703) 984-6890
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

Not applicable.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-166301 (the “Registrant”) or to the Registrant’s knowledge, Deutsche Bank National Trust Company, as the Indenture Trustee, or Xerox Education Services, LLC, as subservicer that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following two paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.), the servicer for this transaction.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. The Navient defendants intend to vigorously defend against the allegations in this lawsuit, and filed a Motion to Dismiss the Consolidated Amended Class Action Complaint in November 2016. Plaintiffs filed an Opposition in December 2016. At this stage in the proceedings, we are unable to anticipate the timing of resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidated financial position, liquidity, results of operations or cash-flows of Navient and its affiliates. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

The following nine paragraphs are disclosure received from Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas. Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (“TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. The court granted plaintiffs leave to amend their complaint only as to the first point above. On February 16, 2017, plaintiffs informed the court that they do not intend to amend their complaint. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On June 18, 2014, Royal Park Investments SA/NV filed a class and derivative action complaint on behalf of investors in ten RMBS trusts against DBNTC in the U.S. District Court for the Southern District of New York asserting claims for alleged violations of the TIA, breach of contract and breach of trust based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Royal Park’s complaint alleges that the total realized losses of the ten trusts amount to over U.S. $3.1 billion, but does not allege damages in a sum certain. On February 3, 2016, the court granted in part and dismissed in part plaintiffs’ claims: the court dismissed plaintiff’s TIA claim and its derivative theory and denied DBNTC’s motion to dismiss the breach of contract and breach of trust claims. On March 18, 2016 DBNTC filed an answer to the complaint. On May 26, 2016, Royal Park filed a motion for class certification. On September 23, 2016, DBNTC filed an opposition to Royal Park’s motion for class certification. On October 24, 2016, Royal Park filed a reply in support of its motion for class certification. Discovery is ongoing.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the TIA and the New York Streit Act for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleges violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith. NCUA’s complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $17.2 billion, but the complaint does not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint. As of August 7, 2015, DBNTC’s motion to dismiss has been briefed and is awaiting decision by the court. Discovery is stayed.

On December 23, 2014, certain CDOs (collectively, “Phoenix Light SF Limited”) that hold RMBS certificates issued by 21 RMBS trusts filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, and negligent misrepresentation, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. On April 10, 2015, the CDOs filed an amended complaint relating to an additional 34 trusts (for a total of 55 trusts) and amended their complaint for a second time on July 15, 2015 to include additional allegations. The CDOs allege that DBNTC is liable for over U.S. $527 million of damages. On February 2, 2016, the court entered a stipulation signed by the parties to dismiss with prejudice claims relating to four of the 55 trusts. DBNTC filed a motion to dismiss. On March 29, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss. The court allowed the majority of plaintiffs’ breach of contract claims to proceed. The court denied DBNTC’s motion to dismiss breach of fiduciary duty claims. The court granted the motion to dismiss to the extent that negligence claims were duplicative of breach of contract claims but denied the motion to dismiss to the extent plaintiffs alleged DBNTC violated extra-contractual duties. In addition, the court dismissed breach of the implied covenant of good faith and fair dealing claims. The court also denied the motion to dismiss claims for alleged violations of Sections 315(b) and 315(c) of the TIA, but dismissed claims under 316(b). Finally, the court dismissed the plaintiffs’ Streit Act claim. On May 13, 2016, DBNTC filed an answer to the amended complaint. On December 20, 2016, the court ordered the parties’ stipulation dismissing plaintiffs’ claims relating to three trusts. Discovery is ongoing.

On March 24, 2015, the Western and Southern Life Insurance Company and five related entities (collectively “Western & Southern”), as investors in 18 RMBS trusts, filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against DBNTC as trustee for 12 of those trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith and fair dealing, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. DBNTC filed a motion to dismiss based upon lack of personal jurisdiction and forum non conveniens; a motion to stay the case pending the resolution of similar actions in New York against DBNTC; and a motion to sever the claims against DBNTC from those against its co-defendant. On November 5, 2015, the court denied DBNTC’s motion to dismiss and motion to stay the case but granted DBNTC’s motion to sever. After DBNTC’s first motion to dismiss was decided, DBNTC filed another motion to dismiss, this time for failure to state a claim. On June 24, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss. The court allowed the majority of plaintiffs’ breach of contract claims to proceed. The court granted the motion to dismiss most negligence claims as duplicative breach of contract claims, but denied the motion to dismiss negligence/breach of fiduciary duty claims insofar as those claims relate to alleged conflicts of interest. In addition, the court dismissed claims alleging: (a) breach of the implied covenant of good faith and fair dealing, (b) negligent misrepresentation, (c) breach of the TIA, (d) any breach of alleged duties relating to the misconduct of IndyMac Bank fsb, the sponsor of 9 of the 12 trusts at issue, (e) any breaches relating to one resecuritization trust at issue, as to which the court found plaintiffs had alleged no breaches by DBNTC, and (f) breach of the Streit Act. On July 25, 2016, DBNTC filed an answer to the complaint. On October 14, 2016, Western & Southern filed an amended complaint, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith and fair dealing. In the amended complaint, Western & Southern alleges that it purchased certificates of the trusts with a face value of more than U.S.$168 million and that the trusts at issue have suffered total realized collateral losses of U.S.$ 1 billion, but the amended complaint does not include a demand for money damages in a sum certain. On November 18, 2016, DBNTC filed an answer to the amended complaint. Discovery is ongoing.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On April 29, 2016, Commerzbank filed an amended complaint. The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain. On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint. On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss. The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice. The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts. The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust. The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder. The court denied the remainder of the motion to dismiss. Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed. Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s and DBNTC’s belief that they have no pending legal proceedings (including, based on DBTCA’s and DBNTC’s current evaluation, the litigation disclosed in the immediately preceding eight paragraphs that would materially affect their ability to perform their duties as trustee under the Indenture for this transaction.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, LLC, as the Servicer, Xerox Education Services, LLC, as subservicer, Navient Solutions, LLC, as the Administrator and Deutsche Bank National Trust Company, as the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123 of Regulation AB. Servicer Compliance Statement

A Servicer Compliance Statement for each of Navient Solutions, LLC, as Servicer, Xerox Education Services, LLC, as subservicer and Navient Solutions, LLC, as Administrator, is included as an exhibit to this Report.

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

10.2
Servicing Agreement dated as of March 3, 2011 among SLM Student Loan Trust 2011-1, Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas), as indenture trustee, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association), as eligible lender trustee, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 3, 2011, with a file number of 333-166301-01.

10.3
Administration Agreement dated as of March 3, 2011 among SLM Student Loan Trust 2011-1, Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas), as indenture trustee, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association), as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 3, 2011, with a file number of 333-166301-01.

31.1*	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2016.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2016.

33.3*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Xerox Education Services, LLC, as subservicer, as of and for the year ended December 31, 2016.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2016.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company as Indenture Trustee, as of and for the year ended December 31, 2016.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Xerox Education Services, LLC, as subservicer, as of and for the year ended December 31, 2016.

EXHIBIT	DESCRIPTION

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2016.

35.2	Reserved

35.3*	Statement of Compliance of Xerox Education Services, LLC, as subservicer, for the year ended December 31, 2016.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 24, 2017	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2011-1

	By:	/s/ SOMSAK CHIVAVIBUL
		Name:	Somsak Chivavibul
		Title:	President and Chief Financial Officer
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
https://www.sec.gov/Archives/edgar/data/1510872/000092963811000231/indenture.htm

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
https://www.sec.gov/Archives/edgar/data/1510872/000092963811000231/indenture.htm

10.2
Servicing Agreement dated as of March 3, 2011 among SLM Student Loan Trust 2011-1, Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas), as indenture trustee, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association), as eligible lender trustee, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 3, 2011, with a file number of 333-166301-01.
https://www.sec.gov/Archives/edgar/data/1510872/000092963811000231/servicingagreement.htm

10.3
Administration Agreement dated as of March 3, 2011 among SLM Student Loan Trust 2011-1, Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas), as indenture trustee, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association), as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as servicer and as administrator, which is incorporated by reference from Exhibit 99.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 3, 2011, with a file number of 333-166301-01.
https://www.sec.gov/Archives/edgar/data/1510872/000092963811000231/administrationagreement.htm

31.1*	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2016.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2016.

33.3*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Xerox Education Services, LLC, as subservicer, as of and for the year ended December 31, 2016.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2016.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2016.

34.3*	Independent Accountants’ Attestation Report concerning servicing activities of Xerox Education Services, LLC, as subservicer, as of and for the year ended December 31, 2016.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2016.

35.2	Reserved

35.3*	Statement of Compliance of Xerox Education Services, LLC, as subservicer, for the year ended December 31, 2016.

* Filed herewith.