Form 10-K
period 2017-12-31
SLM Student Loan Trust 2011-1
filed 2018-03-30
CIK 1510872

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-166301 (the “Registrant”) or to the Registrant’s knowledge, Deutsche Bank National Trust Company, as the Indenture Trustee, that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following four paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.), the servicer for this transaction.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or may be filed by additional governmental or nongovernmental parties, including other state attorneys general or private litigants, seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General.  One such lawsuit was filed on October 5, 2017 by the Attorney General of the Commonwealth of Pennsylvania, naming Navient Corporation and Navient Solutions, LLC as defendants alleging claims and seeking legal and equitable relief that are substantially similar to claims made and relief by the CFPB and other Attorneys General.  The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action.  In April 2017, the CFPB filed their response to our Motion to Dismiss and in May 2017, we filed our response.  A hearing on our Motion to Dismiss was held on June 27, 2017 and the Court denied our motion on August 4, 2017.  On May 24, 2017, the WA AG filed their response to our Motion to Dismiss and on July 5, 2017, we filed our response.  The Motion to Dismiss was denied on July 10, 2017, after a hearing.  On May 24, 2017, the IL AG filed their response to our Motion to Dismiss and on June 30, 2017, we filed our response. A hearing on our Motion to Dismiss was held on July 18, 2017 and as of March 29, 2018, the Court has not ruled on the motion.   In relation to the Pennsylvania Attorney General lawsuit, the Company filed its Motion to Dismiss on December 22, 2017.  The motion has not been heard by the court.  As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations included in these lawsuits and any subsequent lawsuits that may be filed by governmental or nongovernmental parties, including other state attorneys general or private litigants, seeking similar damages and remedies. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. The Court ruled on our Motion to Dismiss on September 6, 2017 and dismissed the complaint in its entirety without prejudice. The plaintiffs filed a further amended and restated complaint on November 17, 2017.  The Navient defendants intend to vigorously defend against the allegations.

During the fourth quarter of 2017, Navient Corporation and certain Navient officers were named in two putative class action lawsuits filed on behalf of certain investors in Navient stock entitled Pope v. Navient Corporation, et al and Gross v. Navient Corporation, et al.  These cases have been consolidated.  The Navient defendants intend to vigorously defend against these allegations.

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

The following eight paragraphs are disclosure received from Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas. Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (“TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint.  On January 26, 2018, Plaintiffs filed a motion for class certification. The motion is being briefed by the parties. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  On January 17, 2018, Plaintiffs filed a motion for class certification.  The motion is being briefed by the parties.  Discovery is ongoing.

On June 18, 2014, Royal Park Investments SA/NV filed a class and derivative action complaint on behalf of investors in ten RMBS trusts against DBNTC in the U.S. District Court for the Southern District of New York asserting claims for alleged violations of the TIA, breach of contract and breach of trust based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Royal Park’s complaint alleges that the total realized losses of the ten trusts amount to over U.S. $3.1 billion, but does not allege damages in a sum certain. On February 3, 2016, the court granted in part and dismissed in part plaintiffs’ claims: the court dismissed plaintiff’s TIA claim and its derivative theory and denied DBNTC’s motion to dismiss the breach of contract and breach of trust claims. On March 18, 2016 DBNTC filed an answer to the complaint. On May 26, 2016, Royal Park filed a motion for class certification. On March 21, 2017, the court denied Royal Park’s motion for class certification, but granted Royal Park leave to renew its motion to propose a redefined class.  On May 1, 2017, Royal Park filed a renewed motion for class certification.  As of May 30, 2017, Royal Park’s renewed motion for class certification has been briefed and is awaiting decision by the court.  Discovery is ongoing.  On August 4, 2017, Royal Park filed a separate, additional class action complaint against DBNTC in the U.S. District Court for the Southern District of New York asserting claims for breach of contract, unjust enrichment, conversion, breach of trust, equitable accounting and declaratory and injunctive relief arising out of the payment from trust funds of DBNTC’s legal fees and expenses in the other, ongoing Royal Park litigation.  On October 10, 2017, DBNTC filed a motion to dismiss Royal Park’s separate, additional complaint.  As of November 30, 2017, DBNTC’s motion to dismiss has been briefed and is awaiting decision by the court.

On December 23, 2014, certain special purpose entities including Phoenix Light SF Limited that held RMBS certificates issued by 21 RMBS trusts filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, and negligent misrepresentation, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts.  On April 10, 2015, plaintiffs filed an amended complaint relating to an additional 34 trusts (for a total of 55 trusts) and amended their complaint for a second time on July 15, 2015 to include additional allegations and to drop their claim for negligent misrepresentation.  In that complaint, plaintiffs alleged damages of over U.S. $527 million.  On February 2, 2016, the court entered a stipulation signed by the parties to dismiss with prejudice claims relating to four of the 55 trusts, leaving 51 trusts at issue.  DBNTC filed a motion to dismiss.  On March 29, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court allowed the majority of plaintiffs’ breach of contract claims to proceed.  The court denied DBNTC’s motion to dismiss breach of fiduciary duty claims.  The court granted the motion to dismiss to the extent that negligence claims were duplicative of breach of contract claims but denied the motion to dismiss to the extent plaintiffs alleged DBNTC violated extra-contractual duties.  In addition, the court dismissed breach of the implied covenant of good faith and fair dealing claims.  The court also denied the motion to dismiss claims for alleged violations of Sections 315(b) and 315(c) of the TIA, but dismissed claims under 316(b).  Finally, the court dismissed plaintiffs’ Streit Act claim.  Following the court’s decision on the motion to dismiss, 46 trusts remained at issue.  On May 13, 2016, DBNTC filed an answer to the amended complaint.  On December 20, 2016, the court ordered the parties’ stipulation dismissing plaintiffs’ claims relating to three trusts, leaving 43 trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that the court previously dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  Discovery is ongoing.

On March 24, 2015, the Western and Southern Life Insurance Company and five related entities (collectively “Western & Southern”), as investors in 18 RMBS trusts, filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against DBNTC as trustee for 12 of those trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith and fair dealing, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. DBNTC filed a motion to dismiss based upon lack of personal jurisdiction and forum non conveniens; a motion to stay the case pending the resolution of similar actions in New York against DBNTC; and a motion to sever the claims against DBNTC from those against its co-defendant.  On November 5, 2015, the court denied DBNTC’s motion to dismiss and motion to stay the case but granted DBNTC’s motion to sever.  After DBNTC’s first motion to dismiss was decided, DBNTC filed another motion to dismiss, this time for failure to state a claim.  On June 24, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court allowed the majority of plaintiffs’ breach of contract claims to proceed.  The court granted the motion to dismiss most negligence claims as duplicative breach of contract claims, but denied the motion to dismiss negligence/breach of fiduciary duty claims insofar as those claims relate to alleged conflicts of interest.   In addition, the court dismissed claims alleging: (a) breach of the implied covenant of good faith and fair dealing, (b) negligent misrepresentation, (c) breach of the TIA, (d) any breach of alleged duties relating to the misconduct of IndyMac Bank fsb, the sponsor of 9 of the 12 trusts at issue, (e) any breaches relating to one resecuritization trust at issue, as to which the court found plaintiffs had alleged no breaches by DBNTC, and (f) breach of the Streit Act.  On July 25, 2016, DBNTC filed an answer to the complaint.  On October 14, 2016, Western & Southern filed an amended complaint, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith and fair dealing.  In the amended complaint, Western & Southern alleges that it purchased certificates of the trusts with a face value of more than U.S.$168 million and that the trusts at issue have suffered total realized collateral losses of U.S.$ 1 billion, but the amended complaint does not include a demand for money damages in a sum certain.  On November 18, 2016, DBNTC filed an answer to the amended complaint.  On September 28, 2017, Western & Southern voluntarily dismissed its case without prejudice.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On April 29, 2016, Commerzbank filed an amended complaint.  The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain.  On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint.  On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice.  The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts.  The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust.  The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder.  The court denied the remainder of the motion to dismiss.  Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed.  Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed.  On May 1, 2017, DBNTC filed an answer to the amended complaint.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s and DBNTC’s belief that they have no pending legal proceedings (including, based on DBTCA’s and DBNTC’s current evaluation, the litigation disclosed in the immediately preceding seven paragraphs that would materially affect their ability to perform their duties as trustee under the Indenture for this transaction.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, LLC, as the Servicer, Navient Solutions, LLC, as the Administrator and Deutsche Bank National Trust Company, as the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123 of Regulation AB. Servicer Compliance Statement

A Servicer Compliance Statement for each of Navient Solutions, LLC, as Servicer, and Navient Solutions, LLC, as Administrator, is included as an exhibit to this Report.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2017.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2017.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2017.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company as Indenture Trustee, as of and for the year ended December 31, 2017.

EXHIBIT	DESCRIPTION

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2017.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2018	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2011-1

	By:	/s/ CHRISTIAN LOWN
		Name:	Christian Lown
		Title:	President and Chief Financial Officer
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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2017.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2017.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2017.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2017.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2017.

* Filed herewith.