Form 10-K
period 2018-12-31
SLM Student Loan Trust 2011-1
filed 2019-03-29
CIK 1510872

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

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

The following three paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.) (“Navient Solutions”), the servicer for this transaction.

In January 2017, the CFPB and the Offices of the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation (“Navient”) and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi recently initiated similar actions against Navient Corporation and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Washington, Pennsylvania, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As Navient Corporation has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings (including certain of the initial purchasers) were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegations in this lawsuit. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. These cases were consolidated by the Court in February 2018, the plaintiffs filed a consolidated amended complaint in April 2018 and Navient Corporation filed a motion to dismiss in June 2018. In March 2019, and before a ruling on Navient Corporation’s motion to dismiss the consolidated amended complaint, the plaintiffs filed a second amended complaint.  Navient Corporation intends to file a motion to dismiss the second amended complaint.  Navient has otherwise denied the allegations and intends to vigorously defend itself.

At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is also possible that an adverse ruling or rulings on claims made by the CFPB and State Attorneys General in their complaints against Navient or its affiliates may have a material adverse effect on the trust student loans.

The following seven paragraphs are disclosure received from Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas. Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”).  Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On June 18, 2014, Royal Park Investments SA/NV filed a class and derivative action complaint on behalf of investors in ten RMBS trusts against DBNTC in the U.S. District Court for the Southern District of New York asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (“TIA”), breach of contract and breach of trust based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Royal Park’s complaint alleges that the total realized losses of the ten trusts amount to over U.S. $3.1 billion, but does not allege damages in a sum certain. On February 3, 2016, the court granted in part and dismissed in part plaintiffs’ claims: the court dismissed plaintiff’s TIA claim and its derivative theory and denied DBNTC’s motion to dismiss the breach of contract and breach of trust claims. On March 18, 2016 DBNTC filed an answer to the complaint. On May 26, 2016, Royal Park filed a motion for class certification. On March 21, 2017, the court denied Royal Park’s motion for class certification, but granted Royal Park leave to renew its motion to propose a redefined class.  On May 1, 2017, Royal Park filed a renewed motion for class certification.  On March 29, 2018, the court denied Royal Park’s motion for class certification with prejudice.  On April 13, 2018, Royal Park filed a petition to the Second Circuit Court of Appeals seeking appellate review of the district court’s denial of Royal Park’s motion for class certification.  On August 7, 2018, the Second Circuit Court of Appeals denied Royal Park’s petition for appellate review.  Discovery is ongoing.  On August 4, 2017, Royal Park filed a separate, additional class action complaint against DBNTC in the U.S. District Court for the Southern District of New York asserting claims for breach of contract, unjust enrichment, conversion, breach of trust, equitable accounting and declaratory and injunctive relief arising out of the payment from trust funds of DBNTC’s legal fees and expenses in the other, ongoing Royal Park litigation.  On October 10, 2017, DBNTC filed a motion to dismiss Royal Park’s separate, additional complaint.  On August 13, 2018, the court issued an order:  (i) staying Royal Park’s separate, additional case until the resolution of Royal Park’s underlying case; and (ii) denying DBNTC’s motion to dismiss Royal Park’s separate, additional complaint without prejudice to the motion’s refiling once the stay is lifted.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the TIA and the New York Streit Act for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleges violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith. NCUA’s complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $17.2 billion, but the complaint does not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intends to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserts claims as to only 37 of the 97 trusts that were originally at issue, and adds new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  Both motions have been briefed by the parties.  Discovery is stayed.

On December 23, 2014, certain special purpose entities including Phoenix Light SF Limited that held RMBS certificates issued by 21 RMBS trusts filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, and negligent misrepresentation, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts.  On April 10, 2015, plaintiffs filed an amended complaint relating to an additional 34 trusts (for a total of 55 trusts) and amended their complaint for a second time on July 15, 2015 to include additional allegations and to drop their claim for negligent misrepresentation.  In that complaint, plaintiffs alleged damages of over U.S. $527 million.  On February 2, 2016, the court entered a stipulation signed by the parties to dismiss with prejudice claims relating to four of the 55 trusts, leaving 51 trusts at issue.  DBNTC filed a motion to dismiss.  On March 29, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court allowed the majority of plaintiffs’ breach of contract claims to proceed.  The court denied DBNTC’s motion to dismiss breach of fiduciary duty claims.  The court granted the motion to dismiss to the extent that negligence claims were duplicative of breach of contract claims but denied the motion to dismiss to the extent plaintiffs alleged DBNTC violated extra-contractual duties.  In addition, the court dismissed breach of the implied covenant of good faith and fair dealing claims.  The court also denied the motion to dismiss claims for alleged violations of Sections 315(b) and 315(c) of the TIA, but dismissed claims under 316(b).  Finally, the court dismissed plaintiffs’ Streit Act claim.  Following the court’s decision on the motion to dismiss, 46 trusts remained at issue.  On May 13, 2016, DBNTC filed an answer to the amended complaint.  On December 20, 2016, the court ordered the parties’ stipulation dismissing plaintiffs’ claims relating to three trusts, leaving 43 trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that the court previously dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  Both motions are being briefed by the parties.  Discovery is ongoing.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On April 29, 2016, Commerzbank filed an amended complaint.  The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain.  On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint.  On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice.  The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts.  The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust.  The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder.  The court denied the remainder of the motion to dismiss.  Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed.  Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed.  On May 1, 2017, DBNTC filed an answer to the amended complaint.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  Both motions are being briefed by the parties.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s and DBNTC’s belief that they have no pending legal proceedings (including, based on DBTCA’s and DBNTC’s current evaluation, the litigation disclosed in the immediately preceding six paragraphs that would materially affect their ability to perform their duties as trustee under the Indenture for this transaction.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2018.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2018.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2018.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company as Indenture Trustee, as of and for the year ended December 31, 2018.

EXHIBIT	DESCRIPTION

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2018.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2019	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2011-1

	By:	/s/ CHRISTIAN LOWN
		Name:	Christian Lown
		Title:	President and Chief Financial Officer
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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2018.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2018.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2018.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2018.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2018.

* Filed herewith.