Form 10-K
period 2019-12-31
SLM Student Loan Trust 2011-1
filed 2020-03-30
CIK 1510872

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019 or

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

NAVIENT SOLUTIONS, LLC
(Exact name of sponsor as specified in its charter)

04-3480392
04-3480392
DELAWARE	54-1843973
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Nos.)

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

In January 2017, the CFPB and the Offices of the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation (“Navient”) and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient and Navient Solutions, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, in 2018 the Attorneys General for the States of California and Mississippi initiated similar actions against Navient and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Washington, Pennsylvania, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As Navient has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases.

During the first quarter of 2016, Navient, certain Navient officers and directors, and the underwriters of certain Navient securities offerings (including certain of the initial purchasers) were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegations in this lawsuit. Discovery is on-going. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After the cases were consolidated by the Court in February 2018 under the caption (in re Navient Corporation Securities Litigation), the plaintiffs filed a consolidated amended complaint in April 2018 and Navient Corporation filed a motion to dismiss in June 2018. In December 2019, the Court denied Navient’s motion to dismiss and discovery is ongoing. Navient continues to deny the allegations and intends to vigorously defend itself.

At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is also possible that an adverse ruling or rulings on claims made by the CFPB and State Attorneys General in their complaints against Navient or its affiliates may have a material adverse effect on the trust student loans. In either case, the payments on your notes may be adversely affected.

The following six paragraphs are disclosure received from Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas. Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage backed securities (“RMBS”) trusts.

On June 18, 2014, Royal Park Investments SA/NV filed a class and derivative action complaint on behalf of investors in ten RMBS trusts against DBNTC in the U.S. District Court for the Southern District of New York asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (“TIA”), breach of contract and breach of trust based on DBNTC’s alleged failure to perform its duties as trustee for the trusts.  During the course of the litigation, the court dismissed plaintiff’s TIA claim and its derivative theory.  On August 4, 2017, Royal Park filed a separate, additional class action complaint against DBNTC in the U.S. District Court for the Southern District of New York asserting claims for breach of contract, unjust enrichment, conversion, breach of trust, equitable accounting and declaratory and injunctive relief arising out of the payment from trust funds of DBNTC’s legal fees and expenses in the other, ongoing Royal Park litigation.  Pursuant to a settlement between the parties, both cases were dismissed on June 10, 2019.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the TIA and the New York Streit Act for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleges violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith. NCUA’s complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $17.2 billion, but the complaint does not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intends to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserts claims as to only 37 of the 97 trusts that were originally at issue, and adds new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  On October 15, 2019, the court:  (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  The court permitted NCUA to file a second amended complaint asserting claims for:  (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses.  The court denied NCUA’s request to assert additional claims for:  (i) negligence and gross negligence; and (ii) breach of fiduciary duty.  On October 21, 2019, NCUA filed a second amended complaint.  On November 15, 2019, DBNTC filed an answer to the second amended complaint.  Discovery is ongoing.

On December 23, 2014, certain special purpose entities including Phoenix Light SF Limited that held RMBS certificates issued by 21 RMBS trusts filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, and negligent misrepresentation, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts.  On April 10, 2015, plaintiffs filed an amended complaint relating to an additional 34 trusts (for a total of 55 trusts) and amended their complaint for a second time on July 15, 2015 to include additional allegations and to drop their claim for negligent misrepresentation.  In that complaint, plaintiffs alleged damages of over U.S. $527 million.  On February 2, 2016, the court entered a stipulation signed by the parties to dismiss with prejudice claims relating to four of the 55 trusts, leaving 51 trusts at issue.  DBNTC filed a motion to dismiss.  On March 29, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court allowed the majority of plaintiffs’ breach of contract claims to proceed.  The court denied DBNTC’s motion to dismiss breach of fiduciary duty claims.  The court granted the motion to dismiss to the extent that negligence claims were duplicative of breach of contract claims but denied the motion to dismiss to the extent plaintiffs alleged DBNTC violated extra-contractual duties.  In addition, the court dismissed breach of the implied covenant of good faith and fair dealing claims.  The court also denied the motion to dismiss claims for alleged violations of Sections 315(b) and 315(c) of the TIA, but dismissed claims under 316(b).  Finally, the court dismissed plaintiffs’ Streit Act claim.  Following the court’s decision on the motion to dismiss, 46 trusts remained at issue.  On May 13, 2016, DBNTC filed an answer to the amended complaint.  On December 20, 2016, the court ordered the parties’ stipulation dismissing plaintiffs’ claims relating to three trusts, leaving 43 trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that the court previously dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 8, 2019, both motions for summary judgment have been briefed and are awaiting decision by the court.  Discovery is ongoing.

On March 24, 2015, the Western and Southern Life Insurance Company and five related entities (collectively “Western & Southern”), as investors in 18 RMBS trusts, filed a complaint in the Court of Common Pleas, Hamilton County, Ohio, against DBNTC as trustee for 12 of those trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith and fair dealing, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. DBNTC filed a motion to dismiss based upon lack of personal jurisdiction and forum non conveniens; a motion to stay the case pending the resolution of similar actions in New York against DBNTC; and a motion to sever the claims against DBNTC from those against its co-defendant.  On November 5, 2015, the court denied DBNTC’s motion to dismiss and motion to stay the case but granted DBNTC’s motion to sever.  After DBNTC’s first motion to dismiss was decided, DBNTC filed another motion to dismiss, this time for failure to state a claim.  On June 24, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court allowed the majority of plaintiffs’ breach of contract claims to proceed.  The court granted the motion to dismiss most negligence claims as duplicative breach of contract claims, but denied the motion to dismiss negligence/breach of fiduciary duty claims insofar as those claims relate to alleged conflicts of interest.   In addition, the court dismissed claims alleging: (a) breach of the implied covenant of good faith and fair dealing, (b) negligent misrepresentation, (c) breach of the TIA, (d) any breach of alleged duties relating to the misconduct of IndyMac Bank fsb, the sponsor of 9 of the 12 trusts at issue, (e) any breaches relating to one resecuritization trust at issue, as to which the court found plaintiffs had alleged no breaches by DBNTC, and (f) breach of the Streit Act.  On July 25, 2016, DBNTC filed an answer to the complaint.  On October 14, 2016, Western & Southern filed an amended complaint, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith and fair dealing.  In the amended complaint, Western & Southern alleged that it purchased certificates of the trusts with a face value of more than U.S.$168 million and that the trusts at issue suffered total realized collateral losses of U.S.$ 1 billion, but the amended complaint did not include a demand for money damages in a sum certain.  On November 18, 2016, DBNTC filed an answer to the amended complaint.  On September 28, 2017, Western & Southern voluntarily dismissed its case without prejudice.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On April 29, 2016, Commerzbank filed an amended complaint.  The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain.  On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint.  On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice.  The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts.  The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust.  The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder.  The court denied the remainder of the motion to dismiss.  Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed.  Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed.  On May 1, 2017, DBNTC filed an answer to the amended complaint.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 8, 2019, both motions for summary judgment have been briefed and are awaiting decision by the court.  Discovery is ongoing.

It is DBTCA’s and DBNTC’s belief that they have no pending legal proceedings (including, based on DBTCA’s and DBNTC’s current evaluation, the litigation disclosed in the immediately preceding five paragraphs that would materially affect their ability to perform their duties as trustee under the Indenture for this transaction.

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

31.1*	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2019.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2019.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2019.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company as Indenture Trustee, as of and for the year ended December 31, 2019.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2019.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2020	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2011-1

	By:	/s/ CHRISTIAN LOWN
		Name:	Christian Lown
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

31.1*	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2019.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2019.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2019.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2019.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2019.

* Filed herewith.