Form 10-K
period 2021-12-31
SLM Student Loan Trust 2011-1
filed 2022-03-31
CIK 1510872

                                                                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021 or

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

Items1115(b)	of Regulation AB. Credit Derivatives Instruments

No entity or group of affiliated entities provides derivative instruments with respect to payments on the notes issued by the Issuing Entity.

Item 1117	of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-190926 (the “Registrant”) or to the Registrant’s knowledge, Deutsche Bank National Trust Company, as the Indenture Trustee that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following five paragraphs are disclosure received from Navient Solutions, LLC (formerly, Navient Solutions, Inc.) (“Navient Solutions”), the servicer for this transaction.

During the first quarter of 2016, Navient Corporation (“Navient”), certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. Additionally, two class actions were filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The cases were consolidated by the Court in February 2018 under the caption In Re Navient Corporation Securities Litigation and the plaintiffs filed a consolidated amended complaint in April 2018. In the third quarter of 2021, Navient reached tentative agreements to settle both cases. The settlements, in which Navient and the other defendants expressly deny any admission or concession of wrongdoing or fault, are subject to Court approval after notice and hearing. The settlement in Lord Abbett has received final approval. A hearing on final approval of the settlement in the In Re Navient Corporation Securities Litigation is pending, and Navient can give no assurance whether the settlement will receive the required approval. The settlements are covered by insurance.

Navient has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act, the Consumer Financial Protection Act of 2010 (the “CFPA”), the Fair Credit Reporting Act (the “FCRA”), the Fair Debt Collection Practices Act (the “FDCPA”), in adversarial proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws.

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the CFPA, the FCRA, the FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient and Navient Solutions, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Attorneys General for the States of California, Mississippi and, in October 2020, New Jersey have also initiated actions against Navient and certain subsidiaries alleging violations of various state and federal consumer protection laws based on similar alleged acts or failures to act. We refer to the Washington, Illinois, Pennsylvania, California, Mississippi and New Jersey Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, Navient entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 state attorneys general to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving Navient and the CFPB. Navient will cancel loan balances of approximately 66,000 borrowers with qualifying private education loans that were originated largely between 2002 and 2010 and later defaulted and charged off.  The loans to be cancelled have aggregate outstanding balances of approximately $1.7 billion. The expense to Navient to cancel these loans is approximately $50 million which represents the amount of expected future recoveries of these charged-off loans on the balance sheet. In addition, Navient agreed to make a one-time payment of approximately $145 million to the states.

Navient believes the allegations in the CFPB suit are false and that they improperly seek to impose penalties on Navient based on new, previously unannounced servicing standards applied retroactively against only one servicer. Navient therefore has denied these allegations and are vigorously defending against the allegations in that case.

At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that an adverse ruling in the CFPB case or any additional legal proceedings discussed above may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is also possible that an adverse ruling or rulings on claims made by the CFPB against Navient or its affiliates or claims made in the additional legal proceedings may have a material adverse effect on the trust student loans. In either case, the payments on your notes may be adversely affected.

The following five paragraphs are disclosure received from Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas. Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the TIA and the New York Streit Act for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleges violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith. NCUA’s complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $17.2 billion, but the complaint does not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intends to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserts claims as to only 37 of the 97 trusts that were originally at issue, and adds new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  On October 15, 2019, the court:  (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  The court permitted NCUA to file a second amended complaint asserting claims for:  (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses.  The court denied NCUA’s request to assert additional claims for:  (i) negligence and gross negligence; and (ii) breach of fiduciary duty.  On October 21, 2019, NCUA filed a second amended complaint.  On November 15, 2019, DBNTC filed an answer to the second amended complaint.  On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint.  On July 1, 2021, DBNTC filed an answer to the third amended complaint.  On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint.  On October 25, 2021, DBNTC filed an answer to the fourth amended complaint.  On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts.  Discovery is ongoing.

On December 23, 2014, certain special purpose entities including Phoenix Light SF Limited that held RMBS certificates issued by 21 RMBS trusts filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, and negligent misrepresentation, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts.  On April 10, 2015, plaintiffs filed an amended complaint relating to an additional 34 trusts (for a total of 55 trusts) and amended their complaint for a second time on July 15, 2015 to include additional allegations and to drop their claim for negligent misrepresentation.  In that complaint, plaintiffs alleged damages of over U.S. $527 million.  On February 2, 2016, the court entered a stipulation signed by the parties to dismiss with prejudice claims relating to four of the 55 trusts, leaving 51 trusts at issue.  DBNTC filed a motion to dismiss.  On March 29, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court allowed the majority of plaintiffs’ breach of contract claims to proceed.  The court denied DBNTC’s motion to dismiss breach of fiduciary duty claims.  The court granted the motion to dismiss to the extent that negligence claims were duplicative of breach of contract claims but denied the motion to dismiss to the extent plaintiffs alleged DBNTC violated extra-contractual duties.  In addition, the court dismissed breach of the implied covenant of good faith and fair dealing claims.  The court also denied the motion to dismiss claims for alleged violations of Sections 315(b) and 315(c) of the TIA, but dismissed claims under 316(b).  Finally, the court dismissed plaintiffs’ Streit Act claim.  Following the court’s decision on the motion to dismiss, 46 trusts remained at issue.  On May 13, 2016, DBNTC filed an answer to the amended complaint.  On December 20, 2016, the court ordered the parties’ stipulation dismissing plaintiffs’ claims relating to three trusts, leaving 43 trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that the court previously dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing.  On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, all of plaintiffs’ claims were dismissed with prejudice.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On April 29, 2016, Commerzbank filed an amended complaint.  The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain.  On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint.  On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice.  The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts.  The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust.  The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder.  The court denied the remainder of the motion to dismiss.  Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed.  Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed.  On May 1, 2017, DBNTC filed an answer to the amended complaint.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  That appeal has been fully briefed.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  That appeal is being briefed.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. Discovery is ongoing.

It is DBTCA’s and DBNTC’s belief that they have no pending legal proceedings, including, based on DBTCA’s and DBNTC’s current evaluation, the litigation disclosed in the immediately preceding four paragraphs that would materially affect their ability to perform their duties as Trustee under the Indenture for this transaction.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Nothing to report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

The following information is substitute information provided in accordance with General Instruction J to Form 10-K:

Item	1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2021.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2021.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2021.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company as Indenture Trustee, as of and for the year ended December 31, 2021.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2021.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2022	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2011-1

	By:	/s/ JOE FISHER
		Name:	Joe Fisher
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2021.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2021.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2021.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2021.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2021.

* Filed herewith.