Form 10-K
period 2022-12-31
SLM Student Loan Trust 2011-1
filed 2023-03-31
CIK 1510872

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraphs, no legal proceedings are pending against the Issuing Entity, Navient Solutions, LLC (formerly, Navient Solutions, Inc.) (“Navient Solutions”), as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-190926 (the “Registrant”) or to the Registrant’s knowledge, Deutsche Bank National Trust Company, as the Indenture Trustee that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

The following three paragraphs are disclosure received from Navient Solutions, the servicer for this transaction.

Navient Corporation (“Navient”) has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act, the Consumer Financial Protection Act of 2010 (the “CFPA”), the Fair Credit Reporting Act (the “FCRA”), the Fair Debt Collection Practices Act (the “FDCPA”), in adversarial proceedings under the United States Bankruptcy Code, and various state consumer protection laws. At this point in time, Navient is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on its consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant.

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and the Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient and several of its subsidiaries (including Navient Solutions) as defendants alleging violations of certain federal and state consumer protection statutes, including the CFPA, the FCRA, the FDCPA and various state consumer protection laws. The Attorneys General for the States of Pennsylvania, California, Mississippi, and New Jersey also initiated actions against Navient and certain subsidiaries alleging violations of various state and federal consumer protection laws based on similar alleged acts or failures to act. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, Navient entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving Navient and the CFPB.

Navient believes the allegations in the CFPB suit are false and that they improperly seek to impose penalties on Navient based on new, previously unannounced servicing standards applied retroactively against only one servicer. Navient therefore has denied these allegations and are vigorously defending against the allegations in that case. At this point in time, it is reasonably possible that a loss contingency exists; however, Navient is unable to anticipate the timing of a resolution or the impact that an adverse ruling in the CFPB case may have on Navient’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with this matter and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on Navient, Navient Solutions and/or their affiliates or on the financial ability of the depositor, the servicer or a seller to fulfill an obligation to purchase or repurchase trust student loans in connection with a breach of representation, warranty or covenant. It is possible that an adverse ruling or rulings may have a material adverse impact on the trust student loans.  In either case, the payments on your notes may be adversely affected.

The following four paragraphs are disclosure received from Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas. Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the TIA and the New York Streit Act for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleges violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, negligence, gross negligence, negligent misrepresentation, and breach of the covenant of good faith. NCUA’s complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $17.2 billion, but the complaint does not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint. On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal. On August 31, 2018, NCUA filed a letter informing the court that it intends to: (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue. On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserts claims as to only 37 of the 97 trusts that were originally at issue, and adds new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee. On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery. On October 15, 2019, the court: (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery. The court permitted NCUA to file a second amended complaint asserting claims for: (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses. The court denied NCUA’s request to assert additional claims for: (i) negligence and gross negligence; and (ii) breach of fiduciary duty. On October 21, 2019, NCUA filed a second amended complaint. On November 15, 2019, DBNTC filed an answer to the second amended complaint. On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint. On July 1, 2021, DBNTC filed an answer to the third amended complaint. On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint. On October 25, 2021, DBNTC filed an answer to the fourth amended complaint. On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts. On February 28, 2022, both parties filed motions for partial summary judgment, which have been fully briefed. Discovery is ongoing.

On December 23, 2014, certain special purpose entities including Phoenix Light SF Limited that held RMBS certificates issued by 21 RMBS trusts filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violation of the TIA and the Streit Act, breach of contract, breach of fiduciary duty, negligence, gross negligence, and negligent misrepresentation, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts.  On April 10, 2015, plaintiffs filed an amended complaint relating to an additional 34 trusts (for a total of 55 trusts) and amended their complaint for a second time on July 15, 2015 to include additional allegations and to drop their claim for negligent misrepresentation.  In that complaint, plaintiffs alleged damages of over U.S. $527 million.  On February 2, 2016, the court entered a stipulation signed by the parties to dismiss with prejudice claims relating to four of the 55 trusts, leaving 51 trusts at issue.  DBNTC filed a motion to dismiss.  On March 29, 2016, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court allowed the majority of plaintiffs’ breach of contract claims to proceed.  The court denied DBNTC’s motion to dismiss breach of fiduciary duty claims.  The court granted the motion to dismiss to the extent that negligence claims were duplicative of breach of contract claims but denied the motion to dismiss to the extent plaintiffs alleged DBNTC violated extra-contractual duties.  In addition, the court dismissed breach of the implied covenant of good faith and fair dealing claims.  The court also denied the motion to dismiss claims for alleged violations of Sections 315(b) and 315(c) of the TIA, but dismissed claims under 316(b).  Finally, the court dismissed plaintiffs’ Streit Act claim.  Following the court’s decision on the motion to dismiss, 46 trusts remained at issue.  On May 13, 2016, DBNTC filed an answer to the amended complaint.  On December 20, 2016, the court ordered the parties’ stipulation dismissing plaintiffs’ claims relating to three trusts, leaving 43 trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that the court previously dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing.  On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, all of plaintiffs’ claims were dismissed with prejudice.  On March 10, 2022, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit with respect to the court’s orders on the motions to dismiss and for summary judgment.

 On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. On September 30, 2022, IKB filed a motion for reargument or for leave to appeal to the Court of Appeals as to certain aspects of the First Department’s decision. On September 30, 2022, DBNTC and DBTCA filed a motion for leave to appeal to the Court of Appeals as to other aspects of that decision. On November 10, 2022, the First Department granted DBNTC and DBTCA’s motion for leave to appeal to the Court of Appeals, denied IKB’s motion for reargument, and denied as moot IKB’s motion for leave to appeal to the Court of Appeals. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue (including all claims as to 5 trusts), leaving 17 trusts at issue. Discovery is ongoing.

It is DBTCA’s and DBNTC’s belief that they have no pending legal proceedings, including, based on DBTCA’s and DBNTC’s current evaluation, the litigation disclosed in the immediately preceding three paragraphs that would materially affect their ability to perform their duties as Trustee under the Indenture for this transaction.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2022.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2022.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2022.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company as Indenture Trustee, as of and for the year ended December 31, 2022.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2022.

* Filed herewith.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2023	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2011-1

	By:	/s/ JOE FISHER
		Name:	Joe Fisher
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2022.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2022.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer, and Administrator as of and for the year ended December 31, 2022.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2022.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2022.

* Filed herewith.